Form 10KSB
period 2001-12-31
OTC DREAMWERKS INC
filed 2003-09-04
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

     ___ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                           Commission File No: 0-33177

                              OTC DREAMWERKS, INC.
                     (Name of small business in its charter)

                  Utah                              88-0422567
        (State of Incorporation)                  (IRS Employer
                                                Identification No.)

                            1001 W. 17th St., Ste. M
            Address of Principal Executive Office (street and number)

                          Costa Mesa, California 92626
                            City, State and Zip Code

          (Issuer's telephone number) (949)770-2578; Fax:(603)375-6582

           Securities to be registered under Section 12(b) of the Act:

                               Title of each class
                                       N/A

           Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a speci- fied date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,048,000 as of December 31, 2001.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                   PART I


ITEM 1.        DESCRIPTION OF BUSINESS

General

     OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 1001 W. 17th St., Ste. M, Costa Mesa, California 92626. The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

Item 2.     Description of Property.

The Company at present has no interest in any real property. The Company neither owns nor leases any real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements, and accordingly, have not been reflected therein.

Item 3.      Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2001.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 10,048,000 common shares of the Company outstanding at December 31, 2001.


(b) Holders of Common Equity.

As of December 31, 2001, there were 19 shareholders of record of the Company's common stock.

(c)  Dividends.

The Company has not declared or paid any dividends. The Board of Directors presently intends to retain any earnings to finance the Company's operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Plan of Operation

The Company plans to develop its two websites to provide internet users with a comprehensive web site where they can obtain information on the OTC stock market, the companies trading there and the goods and services provided by these companies.

We currently intend to raise additional capital in the next six months, either in the form of equity, debt, or a combination thereof. Additional funding may be unavailable, or if it is available, the terms of such financing may be unacceptable to us.

We expect our future revenue to be derived from several sources including: (i) fees from implementing our quote services on financial sites; (ii) commissions or royalties paid by strategic partners for data received through us; (iii) advertising on our web sites, and (iv) fees for electronic commerce services and fees paid by affiliates featured on our web site.

We expect to hire between three to four additional employees in the next six months, depending on demand for the products and services we offer and the growth of our operations generally, as may be necessary to sustain growth and to remain competitive. The nature of our business is the development of OTC stock market analysis on the Internet. Our primary web sites are www.OTCMarket2000.com and www.TheHotPinks.com. The Company had been funding it operations by issuing corporate notes and converting those notes at the end of the year to common stock at par value.

Employees. The Company's has two employees at the present time which are the Company's officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. We expect to hire between three to four additional employees in the next six months, depending on demand for the products and services we offer and the growth of our operations generally, as may be necessary to sustain growth and to remain competitive.

Item 7.  Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

Board or Directors
OTC Dreamwerks, Inc.
Costa Mesa, California

We have audited the balance sheet of OTC Dreamwerks, Inc., for the year ended December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC Dreamwerks, Inc. at December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001 and December 31, 2000, in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
July 27, 2003

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             Dated December 31, 2001

                                                         Year Ended
                                               Dec. 31, 2001      Dec.31, 2000
                                              -------------      ------------
ASSETS
CURRENT ASSETS:
Cash                                                   $0          $157
Accounts Receivable

TOTAL CURRENT ASSETS                                   $0            $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                                           $0          $157
                                                       ==          ====

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                       $0            $0
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares, issued and
outstanding at Dec 31, 2001, 10,048,000
shares                                            $10,048
   Dec 31, 2000, 3,976,000 shares                                $3,976


Stock Subscription Receivable
Additional paid in Capital                        $50,900       $50,900
Deficit Accumulated During Development
Stage                                            -$60,948      -$54,719
  TOTAL STOCKHOLDERS' EQUITY                           $0
                                                       --
                                                                   $157
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $0          $157
                                                       ==          ====
See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             Dated December 31, 2001


                                                     Year Ended
                                          Dec.31, 2001          Dec.31, 2000
                                          ------------          ------------
INCOME:
Revenue                                           $0               $11,336
TOTAL INCOME                                      $0               $11,336

EXPENSES:
General, and Administrative                   $6,233               $11,367
Amortization                                      $0                    $0
Total Expenses                                $6,233               $11,367
Net Profit/Loss(-) From Operations           -$6,233                  -$31
Interest Income                                   $4                  $188

INCOME (LOSS) BEFORE INCOME TAXES            -$6,229                  $157
Provision for income tax                          $0                    $0
NET INCOME (LOSS)                            -$6,229                  $157
NET INCOME (LOSS) PER SHARE                       $0                    $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON        10,048,000             3,976,000
STOCK OUTSTANDING

See accompanying notes to financial statements.


                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                    Dated December 31, 2001

                                                              Additional     (Deficit)
                                                              paid-in    Accumulated During
                              Common Shares    Stock Amount   capital     Development Stage
                              -------------    ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                    1,000,000           $1,000       $1,000
Stock Issued for Services-
       Nov 25, 1998                40,000              $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                           $0

Balance December 31, 1998       1,040,000           $1,040       $1,000             -$2,040
                                =========           ======       ======             =======

Stock Issued for Services-
       April 20, 1999              66,000              $66

Net Income to Dec 31, 1999                                                          $11,336

Balance December 31, 1999       1,106,000           $1,106       $1,000             $9,296
                                =========           ======       ======             ======

Stock Issued for Corp. Note
       July 7, 2000               100,000             $100      $49,900

Stock Issued for Services-
       Dec 11, 2000                20,000              $20

Stock Issued for Services-
       Dec 11, 2000             2,750,000           $2,750

Net Income to Dec 31, 2000                                                           $157

Balance Dec 31, 2000            3,976,000           $3,976      $50,900             $9,453
                                =========           ======      =======             ======

Stock Issued for Cash           6,072,000          $6,072

Net Income to December 31, 2001                                                     -$6,229

Balance December 31, 2001       10,048,000          $10,048      $50,900             $3,224
                                ==========          =======      =======             ======

See accompanying notes to financial statements.


                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             Dated December 31, 2001


                                                    Dec. 31, 2001 Dec.31, 2000
                                                    ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      -$6,229         -$31
Stock Issued for Services                              $     0      $ 2,870
Increase (Decrease) in Assets                                      -$14,018
Increase (Decrease) in Liabilities
          Net Cash (Used) In Operating Activities      -$6,229      -$11,179

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                    $ 6,072
Issuance of common stock for cash
Issuance of common stock for debt conv
Issuance of Corp. Note

Net Increase (Decrease) in Cash                          -$157      -$11,179

Cash, Beginning of Period                              $   157      $11,336
                                                       =======      =======

Cash, End of Period                                          0      $   157
                                                       =======      =======

See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1 - HISTORY

OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 1001 W. 17th St., Ste. M, Costa Mesa, California 92626. The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

During the year ended December 31, 1998, the Company issued 1,000,000 shares of common stock for $2000.00 cash. The Company also issued 40,000 shares for services rendered. The stock was issued at par value because the stock has no market value and the value of the services rendered could not be determined.

In April, 1999, the Company received a loan on the amount of $50,000. The loan was converted into 100,000 common shares of stock on July 7, 2000.

During the year ended December 31, 1999, the Company issued 66,000 shares of common stock for services rendered. The stock was issued at par value because the stock has no market value and the value of the services rendered could not be determined.

During the year ended December 31, 2000, the Company issued 2,870,000 shares of common stock for services rendered. The stock was issued at par value because the stock has no market value and the value of the services rendered could not be determined.

During the year ended December 31, 2001, the Company issued 6,072,000 shares of common stock for cash.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

The Company has adopted the following accounting policies and procedures:

         1. The Company uses the accrual method of accounting.

         2. Earnings (loss) per share is calculated using a weighted averaged number of shares of common stock outstanding.

         3. The Company has elected a fiscal year ending December 31th.

NOTE 3 - EMPLOYEE STOCK OPTION PLAN

On August 15, 1999, the stockholders approved setting aside 500,000 shares of common stock for an employee stock bonus plan, the terms of which are to be determined by the Board of Directors. No stock has been issued under this plan.

NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or stock options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at December 31, 2001. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         (a) Effective on April 7, 2003, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Kurt D. Saliger, C.P.A., resigned. This accountant's reports on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(b) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

         (b) Effective on April 7, 2003, the firm of Banker & Co. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain the hew firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name/Address                     Age Position             Term
Vincent van den Brink            61  President/Director   1998 to April 7, 2003
1001 W. 17th Street, Ste. M
Costa Mesa, California 92626

Rita Thomas                      56  Secretary/Director   1998 to Present
1001 W. 17th Street, Ste. M
Costa Mesa, California 92626

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating his principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Vincent van den Brink has been President and Director of the Company since 1998. Since October 1997 to present, he has been a Financial Consultant with Airway Capital, Costa Mesa, California, providing asset based lending, factoring, equipment leasing, and export financing for various businesses. From June 1985 until May 1997, he was a Business Consultant writing business plans and business development plans for companies across the country. Since 1978 to present, in addition to working for the above companies, he has been operating an export business providing export consulting, export products and sourcing products for international clients. Mr. Van den Brink is the President of Morgan Clark Management Co., Inc., and Piedmont, Inc., both of which are public reporting companies. He holds a Bachelor's degrees in automotive engineering from the Auto Technische School in Apeldoorn, Netherlands. He is fluent in English, Dutch, German and Afrikaans.

Rita Thomas, age 56, is president of Thomas & Associates, a paralegal services firm in Orange, California. From 1990 to present Ms. Thomas has provided legal support services including document and information research, teaching and litigation staff support for various legal firms. From 1985 to April, 1990, Ms. Thomas owned and operated Select Care Products, Inc., a company offering individual distributorship programs for pet care products. Ms. Thomas has been a financial consultant and an independent Life and Health Insurance Agent and Broker between 1986 and present. Between 1961 and 1989, Ms. Thomas has taught in public school and private school from kindergarten through university level in Louisiana, Virginia, Texas, Pennsylvania, Colorado, and California. Ms. Thomas was Director of Paralegal Studies, Orange Coast College, California from 1989 to 1991 where she was involved in administration of student and teacher activities and counseling of legal studies and teaching in legal and computer classes. Ms. Thomas is the President and Director of Mill Creek Research, Inc. and Regency Capital West, Inc., both of which are public reporting companies. Between 1965 and 1967, Ms. Thomas received her degrees in BA Education and MEd. from McNeese State University, Lake Charles, Louisiana where she was Director of Childcare Center. Ms. Thomas received her juris doctorate degree in 1985 from Western State University, Fullerton, California.

Section 16(a) Compliance.

During the year ended December 31, 2001, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                          Position                           Filed Reports

Vincent van den Brink      Pres, Director,                             Yes

Rita Thomas                Secretary, Director                         Yes

Villa Nova Mgmt. Co.       Shareholder                                 Yes

Item 10.  Executive Compensation.

No officer or director of the Company presently receives any remuneration. There is no annuity, profit sharing, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there is no existing plan provided or contributed to by the Company. No stock options are proposed to be paid in the future directly or indirectly by the Company to any officer or director as there is no such plan which presently exists.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth each person known to the Company, as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of    Name/Address                       Shares      Percentage
Class       of Owner                           Owned       Beneficially Owned

Common      Vincent van den Brink              25,781          .26 %
            3700 Susan St., Ste. 200
            Santa Ana, CA  92626

            Rita Thomas                        45,000          .48 %
            3700 Susan St., Ste. 200
            Santa Ana, CA  92626

            Villa Nova Mgmt. Co. (1)        9,226,489          91.8 %
            1800 Boulder Hwy
            Henderson, NV 89104

            Directors and Officers             70,781          .70 %
            as a group

(1) Villa Nova Management Co. is majority owned by Dr. Sandra Sawyer, former President and Director of the Company. Dr. Sawyer resigned from the Company in 1998.

Item 12.   Certain Relationships and Related Transactions.

     On April 7, 2003, Mr. Vincent van den Brink resigned as an Officer and Director of the Registrant. Ms. Rita Thomas remains as President and Director of the Registrant.

Item 13.  Exhibits and Reports on Form 8-K.

         Exhibit 16        Letter on Change in Certifying Accountant

                        CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
       In connection with the Annual Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

       1.  I have reviewed this annual report on Form 10-KSB of the Registrant;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

       4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2003                                         OTC Dreamwerks, Inc..

                                                     /s/ Rita Thomas
                                                     Rita Thomas, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     OTC Dreamwerks, Inc.
July 27, 2003                                        /s/ Rita Thomas
                                                     Rita Thomas, Director