Form 10QSB
period 2002-03-31
OTC DREAMWERKS INC
filed 2003-09-04
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


     (Mark One) X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______

                          Commission File No.: 0-33177


                              OTC DREAMWERKS, INC.
                     (Name of small business in its charter)

                              Utah                    88-0422567
                       (State or other          (IRS Employer Id. No.)
                jurisdiction of Incorporation)

                             481 N. Seranada Street
            Address of Principal Executive Office (street and number)

                            Orange, California 92869
                            City, State and Zip Code

          (Issuer's telephone number) (714) 633-8083; Fax:(603)375-6582

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes ..X..
No ....

      Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003 the following shares of common were outstanding: Common Stock, $.001 par value,13,520,000 shares.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                      Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2003                                    3

                  Statements of Operations for the three months
         ended March 31, 2003 and 2002 and
                  from Inception Jan. 23, 1998 to March 31, 2003               4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to March 31, 2003                             5

         Statements of Cash Flows for the three months
         Ended March 31, 2003 and 2002 and
                  from Inception Jan. 23, 1998 to March 31, 2003               6

                  Notes to Financial Statements                              6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Change in Securities and Use of Proceeds                              9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2003, and for the period from inception (Jan. 23, 1998) through March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2003


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)

                                  Three Months Ended
                                      Mar.31, 2003
ASSETS
CURRENT ASSETS:
Cash                                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0
                                          ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                          $0
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Mar.
31, 2003, 13,520,000 shares             $13,520
Stock Subscription Receivable
Additional paid in Capital              $50,900
Deficit Accumulated During
Development Stage                      ($64,420)
TOTAL STOCKHOLDERS' EQUITY                $0
                                          --
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0
                                          ==

See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               Dated March 31, 2003

                                                                From Inception
                                                              (Jan. 23, 1998) to
                                   Mar.31, 2003  Mar 31, 2002    Mar. 31, 2003
                                   ------------  ------------    ------------
INCOME:
Revenue                            $         0   $    63,376
                                                                 $         0
TOTAL INCOME                       $         0   $         0     $    63,376

EXPENSES:
General, and Administrative        $        15   $       912     $    62,574
Amortization                       $         0   $         0     $         0
Total Expenses                     $        15   $       912     $    62,574
Net Profit/Loss(-) From Operations        -$15         -$912     $       802
Interest Income                    $         0   $         0     $       975

INCOME (LOSS) BEFORE INCOME TAXES         -$15         -$912     $     1,777
Provision for income tax           $         0   $         0     $         0
NET INCOME (LOSS)                         -$15         -$912     $     1,777
NET INCOME (LOSS) PER SHARE        $         0   $         0     $         0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON  13,520,000    10,048,000      13,520,000
STOCK OUTSTANDING

See accompanying notes to financial statements.



                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                    Dated March 31, 2003
                                                               Additional     (Deficit)
                                                               paid-in    Accumulated During
                              Common Shares     Stock Amount   capital     Development Stage
                              -------------     ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                     1,000,000         $2,000       $1,000
Stock Issued for Services-
       Nov 25, 1998                 40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                      $0

Balance December 31, 1998        1,040,000         $2,040       $1,000        -$2,040
                                 =========         ======       ======        =======

Stock Issued for Services-
       April 20, 1999               66,000            $66

Net Income to Dec 31, 1999                                                    $11,336

Balance December 31, 1999        1,106,000         $2,106       $1,000         $9,296
                                 =========         ======       ======         ======

Stock Issued for Corp. Note
       July 7, 2000                100,000           $100      $49,900

Stock Issued for Services-
       Dec 11, 2000                 20,000            $20

Stock Issued for Services-
       Dec 11, 2000              2,750,000         $2,750

Net Income to Dec 31, 2000                                                      $157

Balance Dec 31, 2000             3,976,000         $4,976      $50,900         $9,453
                                 =========         ======      =======         ======

Stock Issued for Cash            6,072,000         $6,072

Net Income to Dec 31, 2001                                                    -$6,229

Balance Dec 31, 2001            10,048,000        $10,480      $50,900         $3,224
                                ==========        =======      =======         ======

Stock Issued for Cash           3,472,000         $3,472

Net Income to Dec 31, 2002                                                    -$3,472

Balance Dec 31, 2002            13,520,000        $13,520      $50,900         -$248
                                ==========        =======      =======         =====

Net Income to Mar 31, 2003                                                      -$15

Balance Mar 31, 2003            13,520,000        $13,520      $50,900         -$263
                                ==========        =======      =======         =====

See accompanying notes to financial statements.

                                       5


                                    OTC DREAMWERKS, INC.
                               (A Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                                    Dated March 31, 2003

                                                                           From Inception
                                                                         (Jan 23, 1998) to
                                            Mar 31, 2003    Mar 31, 2002    Mar 31, 2003
                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                             ($    15)      ($   912)      $    806
Increase (Decrease) in Assets                 ($65,341)
Increase (Decrease) in Liabilities
 Net Cash (Used) In Operating Activities      ($    15)      ($   912)      ($64,535)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
                                                                            $      0
Issuance of common stock for cash             $      0       $ 10,544
Issuance of common stock for debt conv        $  3,976
Issuance of Corp. Note                        $    912
                                                             $     15       $ 50,015

Net Increase (Decrease) in Cash               $      0       $      0       $      0

Cash, Beginning of Period                     $      0       $      0       $      0

Cash, End of Period
                                              $      0       $      0       $      0

See accompanying notes to financial statements.

                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The Company has selected a December 31st fiscal year end.

Loss Per Share
Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs
Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2003, the Company had 13,520,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2003 and Jan. 23, 1998 (inception) to March 31, 2003 due to the zero net income and the net operating loss carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the Company's internet business becoming profitable

Results of Operations.

During the period from Jan. 23, 1998 (inception) through March 31, 2003, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. Plan of Operation

The Company plans to develop its two websites to provide internet users with a comprehensive web site where they can obtain information on the OTC stock market, the companies trading there and the goods and services provided by these companies. In September, 2002, the Company ceased its daily analysis of the OTC stock market on its two websites due to lack of funds. The two websites are still operational, but only with static information. The Company will resume daily operations when it receives additional funding.

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

The Company anticipates that it will not generate any significant revenues, and may continue to operate at a loss for some time in its internet business.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Need for Additional Financing.

The company will require additional working capital. There is no assurance that the available funds will ultimately prove to be adequate for the Company's operations. Although no commitments to provide funds have been made by management or other stockholders, it is anticipated that the Company would seek loans or additional capital contributions from its existing principal shareholders in the event it requires additional working capital. However, there can be no assurance that other funds will be available to cover the Company's expenses.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None
     (b) Reports on Form 8-K

         None

Signatures:


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


       1.I have reviewed this quarterly report on Form 10-QSB of the Registrant;


       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;


        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:


               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;


                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

       6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: August 20, 2003                      /s/Rita Thomas
                                            --------------
                                            Rita Thomas

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTC Dreamwerks, Inc.
                                               (Registrant)

Date: August 20, 2003                       /s/Rita Thomas
                                            --------------
                                            Rita Thomas