Form 10KSB
period 2002-12-31
OTC DREAMWERKS INC
filed 2003-09-04
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)
           X Annual report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended December 31, 2002

                   _____Transition report under section 13 or
                  15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

         (Issuer's telephone number) (714) 633-8083; Fax:(603) 375-6582

           Securities to be registered under Section 12(b) of the Act:

                               Title of each class
                                       N/A

           Securities to be registered under Section12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
____

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

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,520,000 as of December 31, 2002.

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

                                   PART I


ITEM 1. DESCRIPTION OF BUSINESS

General

OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 481 N. Seranada Street, Orange, California 92869 The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2002.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 13,520,000 common shares of the Company outstanding at December 31, 2002.


(b) Holders of Common Equity.

As of December 31, 2002, there were 19 shareholders of record of the Company's common stock.

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

Plan of Operation

The Company plans to develop its two websites to provide internet users with a comprehensive web site where they can obtain information on the OTC stock market, the companies trading there and the goods and services provided by these companies. In September, 2002, the Company ceased its daily analysis of the OTC stock market on its two websites due to lack of funds. The two websites are still operational, but only with static information. The Company had been funding it operations by issuing corporate notes and converting those notes at the end of the year to 3,472,000 common stock at par value for $3,472.00. The issuance of such shares was exempt from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. The Company will resume daily operations when it receives additional funding.

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

Item 7.  Financial Statements.

                  INDEPENDENT AUDITORS' REPORT

Board or Directors
OTC Dreamwerks, Inc.
Costa Mesa, California

We have audited the balance sheet of OTC Dreamwerks, Inc., for the year ended December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC Dreamwerks, Inc. at December 31, 2002, and the results of its operations and cash flows for the years ended December 31, 2002 and December 31, 2001, in conformity with generally accepted accounting principles.

Banker & Co.

/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
August 18, 2003

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             Dated December 31, 2002
                                                           Year Ended
                                                   Dec. 31, 2002   Dec.31, 2001
                                                   -------------   ------------
ASSETS
CURRENT ASSETS:
Cash                                                  $      0       $      0
Accounts Receivable

TOTAL CURRENT ASSETS                                  $      0       $      0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                                          $      0       $      0
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                                      $      0       $      0
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value authorized
100,000,000 shares, issued and
outstanding at Dec 31, 2002, 13,520,000
shares  Dec 31, 2001, 10,048,000 shares               $ 13,520       $ 10,048


Stock Subscription Receivable
Additional paid in Capital                            $ 50,900       $ 50,900
Deficit Accumulated During Development
Stage                                                 ($64,420)      ($60,948)
  TOTAL STOCKHOLDERS' EQUITY                          $      0       $      0
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                $      0       $      0
                                                      ========       ========
See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                             Dated December 31, 2002


                                                        Year Ended
                                             Dec.31, 2002       Dec.31, 2001
                                             ------------       ------------
INCOME:
Revenue                                      $          0      $          0
TOTAL INCOME                                 $          0      $          0

EXPENSES:
General, and Administrative                  $      3,472      $      6,233
Amortization                                 $          0
Total Expenses                               $      3,472      $      6,233
Net Profit/Loss(-) From Operations           ($     3,472)     ($     6,233)
Interest Income                                         0      $          4

INCOME (LOSS) BEFORE INCOME TAXES            ($     3,472)     ($     6,229)
Provision for income tax                                0      $          0
NET INCOME (LOSS)                                  (3,472)     ($     6,229)
NET INCOME (LOSS) PER SHARE                  $          0      $          0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON             13,520,000        10,048,000
STOCK OUTSTANDING

See accompanying notes to financial statements.


                                                   OTC DREAMWERKS, INC.
                                              (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                 Dated December 31, 2002
                                                                                Additional         (Deficit)
                                                                                paid-in        Accumulated During
                                      Common Shares      Stock Amount           capital             Development
                                                                                                    Stage
                                      -------------      -----------            ---------      -------------------
Issued for cash and
organizational costs
Jan 23, 1998                           1,000,000            $1,000              $1,000
Stock Issued for Services-
       Nov 25, 1998                       40,000               $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                                          $0

Balance December 31, 1998              1,040,000            $1,040              $1,000             -$2,040
                                       =========            ======              ======             =======

Stock Issued for Services-
       April 20, 1999                     66,000               $66

Net Income to Dec 31, 1999                                                                         $11,336

Balance December 31, 1999              1,106,000            $1,106              $1,000             $ 9,296
                                       =========            ======              ======             =======

Stock Issued for Corp. Note
       July 7, 2000                      100,000              $100             $49,900

Stock Issued for Services-
       Dec 11, 2000                       20,000               $20

Stock Issued for Services-
       Dec 11, 2000                    2,750,000            $2,750

Net Income to Dec 31, 2000                                                                           $157

Balance Dec 31, 2000                   3,976,000            $3,976             $50,900             $9,453
                                       =========            ======             =======             ======

Stock Issued for Cash                  6,072,000           $6,072

Net Income to December 31,
2001                                                                                              -$6,229

Balance December 31, 2001             10,048,000           $10,048             $50,900             $3,224
                                      ==========           =======             =======             ======

Stock Issued for Corp Note             3,472,000            $3,472
Net Income to December 31, 2002                                                                   -$3,472

Balance December 31, 2002             13,520,000           $13,520             $50,900              -$248
                                      ==========           =======             =======              =====

See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             Dated December 31, 2002


                                               Dec. 31, 2002    Dec.31, 2001
                                               -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 -$3,472          -$6,229
Stock Issued for Services                                             $0
Increase (Decrease) in Assets
Increase (Decrease) in Liabilities
     Net Cash (Used) In Operating Activities      -$3,472          -$6,229

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash
Issuance of common stock for debt conv.
Issuance of Corp. Note                             $3,472           $6,072

Net Increase (Decrease) in Cash                   -$3,472           -$157

Cash, Beginning of Period                            40              $157
                                                     ==              ====

Cash, End of Period                                  $0               $0
                                                     ==               ==

See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2002

NOTE 1 - HISTORY

OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 481 N. Seranada Street, Orange, California 92869. The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

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

During the year ended December 31, 2002, the Company issued 3,472,000 shares of common stock for conversion of corporate notes.

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

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at December 31, 2002. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name/Address                    Age    Position            Term
------------                    ---    --------            ----
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

Section 16(a) Compliance.

During the year ended December 31, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                         Position                           Filed Reports

Vincent van den Brink      Pres, Director,                          Yes


Rita Thomas                Secretary, Director                      Yes

Villa Nova Mgmt. Co.       Shareholder                              Yes

Stevens & Lee Inv. Co.     Shareholder                              Yes

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth each person known to the Company, as of December 31, 2002, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of          Name/Address                    Shares          Percentage
Class             of Owner                        Owned       Beneficially Owned
-----             --------                        -----       ------------------

Common            Vincent van den Brink            25,781            .19 %
                  3700 Susan St., Ste. 200
                  Santa Ana, CA  92626

                  Rita Thomas                      45,000             .33 %
                  3700 Susan St., Ste. 200
                  Santa Ana, CA  92626

                  Villa Nova Mgmt. Co. (1)      9,226,489           68.24 %
                  1800 Boulder Hwy
                  Henderson, NV 89104

                  Stevens & Lee Inv. Co. (2)    3,472,000           25.68 %
                  2021 Lakewood Drive
                  Loveland, Colorado 80538

                  Directors and Officers           70,781             .52 %
                  as a group

(1) Villa Nova Management Co. is majority owned by Dr. Sandra Sawyer, former President and Director of the Company. Dr. Sawyer resigned from the Company in 1998.
(2) Stevens & Lee Inv. Co. is majority owned by Dr. Sandra Sawyer, former President and Director of the Company. Dr. Sawyer resigned from the Company in 1998.

Item 12.   Certain Relationships and Related Transactions.

     On April 7, 2003, Mr. Vincent van den Brink resigned as an Officer and Director of the Registrant. Ms. Rita Thomas remains as President and Director of the Registrant.

Item 13.  Exhibits and Reports on Form 8-K.

         None

                        CERTIFICATION PURSUANT TO
              SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

August 20, 2003                                      OTC Dreamwerks, Inc.

                                                     /s/ Rita Thomas
                                                     ----------------------
                                                     Rita Thomas, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     OTC Dreamwerks, Inc.

August 20, 2003                                      /s/ Rita Thomas
                                                     ---------------
                                                     Rita Thomas, Director