Form 10QSB
period 2003-06-30
OTC DREAMWERKS INC
filed 2003-09-04
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 2003.

        ....Transition report under section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from ________ to _________.

                          Commission File No.: 0-33177


                              OTC DREAMWERKS, INC.
                              --------------------
                     (Name of small business in its charter)

                          Utah                       88-0422567
                   (State or other             (IRS Employer Id. No.)
                                           jurisdiction of Incorporation)

                      481 N. Seranado St., Orange, CA 92869
                    (Address of Principal Office) (Zip Code)

          Issuer's telephone number: (714) 633-8083 ; Fax: 603-375-6582

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                Yes ..X..No ....

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 13,520,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                    Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of June 30, 2003                                 3

         Statements of Operations for the three months
         ended June 30, 2003 and 2002 and
         from Inception Jan. 23, 1998 to June 30, 2003                     4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to June 30, 2003                          5

         Statements of Cash Flows for the three months
         Ended June 30, 2003 and 2002 and
         from Inception Jan. 23, 1998 to June 30, 2003                     6

         Notes to Financial Statements                                    6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 9

Item 2.  Change in Securities and Use of Proceeds                          9

Item 3.  Defaults Upon Senior Securities                                   9

Item 4.  Submission of Matters to a Vote of Security Holders               9

Item 5.  Other Information                                                 9

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 2003, and for the period from inception (Jan. 23, 1998) through June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2003


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2003
                                   (unaudited)
                                  June 30, 2003

ASSETS
CURRENT ASSETS:
Cash                                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0
                                          ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                          $35
TOTAL CURRENT LIABILITIES                 $35
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Jun
30, 2003, 13,520,000 shares             $13,520
Stock Subscription Receivable
Additional paid in Capital              $50,900
Deficit Accumulated During
Development Stage                      -$64,385
TOTAL STOCKHOLDERS' EQUITY                $35
                                          ---
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0
                                          ==

See accompanying notes to financial statements.


                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               Dated June 30, 2003

                                                                        From Inception
                                              Six Months Ended        (Jan. 23, 1998) to
                                      June 30, 2003     June 30, 2002   June 30, 2003
                                      -------------     -------------   -------------
INCOME:
Revenue                                    $0                 $0           $63,376
TOTAL INCOME                               $0                 $0           $63,376


EXPENSES:
General, and Administrative                $35              $2447          $62,594
Amortization                               $0                 $0
Total Expenses                                                             $62,594
Net Profit/Loss(-) From Operations        -$35              -$2447           $782
Interest Income                            $0                 $0             $975

INCOME (LOSS) BEFORE INCOME TAXES         -$35              -$2447          $1,757
Provision for income tax                   $0                 $0              $0
NET INCOME (LOSS)                         -$35              -$2447          $1,757
NET INCOME (LOSS) PER SHARE                $0                 $0              $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON     13,520,000         10,048,000      13,520,000
STOCK OUTSTANDING

See accompanying notes to financial statements.

                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                    Dated June 30, 2003
                                                               Additional     (Deficit)
                                                               paid-in    Accumulated During
                              Common Shares     Stock Amount   capital     Development Stage
                              -------------     ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                   1,000,000         $2,000        $1,000
Stock Issued for Services-
       Nov 25, 1998               40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                     $0

Balance December 31, 1998      1,040,000         $2,040        $1,000        -$2,040
                               =========         ======        ======        =======

Stock Issued for Services-
       April 20, 1999             66,000            $66

Net Income to Dec 31, 1999                                                   $11,336

Balance December 31, 1999      1,106,000         $2,106        $1,000         $9,296
                               =========         ======        ======         ======

Stock Issued for Corp. Note
       July 7, 2000              100,000           $100       $49,900

Stock Issued for Services-
       Dec 11, 2000               20,000            $20

Stock Issued for Services-
       Dec 11, 2000            2,750,000         $2,750

Net Income to Dec 31, 2000                                                     $157

Balance Dec 31, 2000           3,976,000         $4,976       $50,900         $9,453
                               =========         ======       =======         ======

Stock Issued for Cash          6,072,000         $6,072

Net Income to Dec 31, 2001                                                   -$6,229

Balance Dec 31, 2001          10,048,000        $10,048       $50,900         $3,224
                              ==========        =======       =======         ======

Stock Issued for Cash          3,472,000         $3,472

Net Income to Dec 31, 2002                                                   -$3,472

Balance Dec 31, 2002         13,520,,000        $13,520       $50,900         -$248
                             ===========        =======       =======         =====

Net Income to June 30, 2003                                                    -$35

Balance June 30, 2003         13,520,000        $13,520       $50,900         -$283
                              ==========        =======       =======         =====
See accompanying notes to financial statements.

                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                                      STATEMENT OF CASH FLOWS
                                    Dated June 30, 2003
                                                                           From Inception
                                                                         (Jan 23, 1998) to
                                           June 30, 2003    June 30, 2002   June 30, 2003
                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               ($35)         ($2,447)              $786
Stock Issued for Services
Increase (Decrease) in Assets                                                  ($65,341)
Increase (Decrease) in Liabilities
    Net Cash (Used) In Operating Activities      ($35         ($2,447)         ($64,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                $10,544
Issuance of common stock for debt conversion       $0               $0            $3,976
Issuance of Corp. Note                            $35
                                                $2,447                           $50,035

Net Increase (Decrease) in Cash                    $0               $0                $0

Cash, Beginning of Period                          $0               $0                $0

Cash, End of Period                                                                   $0
                                                   $0               $0

See accompanying notes to financial statements.


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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

Fiscal Year
The Company has selected a December 31th fiscal year end.

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of June 30, 2003, the Company had 13,520,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2003 and Jan. 23, 1998 (inception) to June 30, 2003 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through June 30, 2003, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss since inception.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


      1. I have reviewed this quarterly report on Form 10-QSB of the Registrant;

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

 Date: August 20, 2003                      /s/Rita Thomas
                                            Rita Thomas

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTC Dreamwerks, Inc.
                                            (Registrant)

Date: August 20, 2003                       /s/Rita Thomas
                                            Rita Thomas