Form 10QSB
period 2002-06-30
OTC DREAMWERKS INC
filed 2003-09-05
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 2002.

        ....Transition report under section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to_________

                          Commission File No.: 0-33177


                              OTC DREAMWERKS, INC.
                     (Name of small business in its charter)

                     Utah                                88-0422567
               (State or other                    (IRS Employer Id. No.)
        jurisdiction of Incorporation)

               1001 West 17th Street, Ste. M, Costa Mesa, CA 92627
                    (Address of Principal Office) (Zip Code)

          Issuer's telephone number: (949) 770-2578; Fax: 603-375-6582

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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 10,048,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                      Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of June 30, 2002                                   3

         Statements of Operations for the three months
         ended June 30, 2002 and 2001 and
         from Inception Jan. 23, 1998 to June 30, 2002                       4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to June 30, 2002                            5

         Statements of Cash Flows for the three months
         Ended June 30, 2002 and 2001 and
         from Inception Jan. 23, 1998 to June 30, 2002                       6

         Notes to Financial Statements                                      6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Change in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 2002, and for the period from inception (Jan. 23, 1998) through June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2002


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002
                                   (unaudited)

                                     June 30, 2002
                                     -------------
ASSETS
CURRENT ASSETS:
Cash                                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0
                                          ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                         $2447
TOTAL CURRENT LIABILITIES                $2447
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Mar.
31, 2002, 10,048,000 shares             $10,048
Stock Subscription Receivable
Additional paid in Capital              $50,900
Deficit Accumulated During
Development Stage                      -$58,501
TOTAL STOCKHOLDERS' EQUITY               $2447
                                         -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0
                                          ==

                     See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               Dated June 30, 2002


                                                                From Inception
                                         Six Months Ended     (Jan. 23, 1998) to
                                 June 30, 2002   June 30, 2001   June 30, 2002
                                 -------------   -------------   -------------
INCOME:
Revenue                                   $0            $157        $63,376
TOTAL INCOME                              $0            $157        $63,376


EXPENSES:
General, and Administrative              $2447         $2777        $61,534
Amortization                              $0             $0
Total Expenses                                                      $61,534
Net Profit/Loss(-) From Operations      -$2447         -$2620        $1,842
Interest Income                           $0             $4           $975

INCOME (LOSS) BEFORE INCOME TAXES       -$2447         -$2616        $2,817
Provision for income tax                  $0             $0            $0
NET INCOME (LOSS)                       -$2447         -$2616        $2,817
NET INCOME (LOSS) PER SHARE               $0             $0            $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON    10,048,000     10,048,000    10,048,000
STOCK OUTSTANDING

See accompanying notes to financial statements.



                                     OTC DREAMWERKS, INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' EQUITY
                                     Dated June 30, 2002

                                                               Additional     (Deficit)
                                                               paid-in    Accumulated During
                              Common Shares     Stock Amount   capital     Development Stage
                              -------------     ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                      1,000,000         $1,000        $1,000
Stock Issued for Services-
       Nov 25, 1998                  40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                        $0

Balance December 31, 1998         1,040,000         $1,040        $1,000        -$2,040
                                  =========         ======        ======        =======

Stock Issued for Services-
       April 20, 1999                66,000            $66

Net Income to Dec 31, 1999                                                      $11,336

Balance December 31, 1999         1,106,000         $1,106        $1,000         $9,296
                                  =========         ======        ======         ======

Stock Issued for Corp. Note
       July 7, 2000                 100,000           $100       $49,900

Stock Issued for Services-
       Dec 11, 2000                  20,000            $20

Stock Issued for Services-
       Dec 11, 2000               2,750,000         $2,750

Net Income to Dec 31, 2000                                                        $157

Balance Dec 31, 2000              3,976,000         $3,976       $50,900         $9,453
                                  =========         ======       =======         ======

Stock Issued for Cash             6,072,000         $6,072

Net Income to Dec 31, 2001                                                      -$6,229

Balance Dec 31, 2001
                                 10,048,000        $10,048       $50,900         $3,224
                                 ==========        =======       =======         ======

Net Income to June 30, 2002
                                                                                -$2,447

Balance June 30, 2002            10,048,000        $10,048       $50,900          $777
                                 ==========        =======       =======          ====

See accompanying notes to financial statements.


                                     OTC DREAMWERKS, INC.
                                (A Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                                     Dated June 30, 2002

                                                                           From Inception
                                                                         (Jan 23, 1998) to
                                           June 30, 2002    June 30, 2001   June 30, 2002
                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            ($2,447)         ($2,616)            $4,293
Stock Issued for Services
Increase (Decrease) in Assets                                   ($157)         ($67,788)
Increase (Decrease) in Liabilities
   Net Cash (Used) In Operating Activities   ($2,447)         ($2,773)         ($63,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                 $7,072
Issuance of common stock for debt conversion       $0                             $3,976
Issuance of Corp. Note                         $2,447            $2,616          $52,447

Net Increase (Decrease) in Cash                    $0           ($157)                $0

Cash, Beginning of Period                          $0             $157                $0

Cash, End of Period                                                                   $0
                                                   $0               $0

See accompanying notes to financial statements.

                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of June 30, 2002, the Company had 10,048,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2002 and Jan. 23, 1998 (inception) to June 30, 2002 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through June 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $7,141 since inception.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

 Date: July 7, 2003                         /s/Rita Thomas
                                            Rita Thomas

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTC Dreamwerks, Inc.
                                            (Registrant)

Date: July 7, 2003                          /s/Rita Thomas
                                            Rita Thomas