Form 10QSB
period 2002-09-30
OTC DREAMWERKS INC
filed 2003-09-05
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
        X...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2002.

        ....Transition report under section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _____ to _____


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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 10,048,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                      Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of Sept 30, 2002                                   3

         Statements of Operations for the nine months
         ended Sept 30, 2002 and 2001 and
         from Inception Jan. 23, 1998 to Sept 30, 2002                       4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to Sept 30, 2002                            5

         Statements of Cash Flows for the nine months
         Ended Sept 30, 2002 and 2001 and
         from Inception Jan. 23, 1998 to Sept 30, 2002                       6

         Notes to Financial Statements                                       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   9

Item 2.  Change in Securities and Use of Proceeds                            9

Item 3.  Defaults Upon Senior Securities                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 5.  Other Information                                                   9

Item 6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                  10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2002, and for the period from inception (Jan. 23, 1998) through September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                           Quarter Ended Sept 30, 2002


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  Sept 30, 2002
                                   (unaudited)


                                   Sept 30, 2002
                                   -------------
ASSETS
CURRENT ASSETS:
Cash                                     $0
Accounts Receivable

TOTAL CURRENT ASSETS                     $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                             $0
                                         ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                       $3,472
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Sept
30, 2002, 10,048,000 shares           $10,048
Stock Subscription Receivable
Additional paid in Capital            $50,900
Deficit Accumulated During
Development Stage                     -$57,476
TOTAL STOCKHOLDERS' EQUITY
                                       $3,472
                                       ------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                     $0
                                         ==


                  See accompanying notes to financial statements.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               Dated Sept 30, 2002


                                                                From Inception
                                         Six Months Ended     (Jan. 23, 1998) to
                                 Sept 30, 2002   Sept 30, 2001   Sept 30, 2002
                                 -------------   -------------   -------------
INCOME:
Revenue                                 $0            $0            $63,376
TOTAL INCOME                            $0            $0            $63,376

EXPENSES:
General, and Administrative            $3472         $4952          $62,559
Amortization                            $0            $0               $0
Total Expenses                         $3472         $4952          $62,559
Net Profit/Loss(-) From Operations    -$3472        -$4952            $817
Interest Income                         $0            $4              $975

INCOME (LOSS) BEFORE INCOME TAXES     -$3472        -$4948           $1792
Provision for income tax                $0            $0               $0
NET INCOME (LOSS)                     -$3472        -$4948           $1792
NET INCOME (LOSS) PER SHARE             $0            $0               $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON  10.048,000     3,976,000       10,048,000
STOCK OUTSTANDING

See accompanying notes to financial statements.

                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                    Dated Sept 30, 2002

                                                               Additional     (Deficit)
                                                               paid-in    Accumulated During
                              Common Shares     Stock Amount   capital     Development Stage
                              -------------     ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                     1,000,000          $1,000      $1,000
Stock Issued for Services-
       Nov 25, 1998                 40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                        $0

Balance December 31, 1998        1,040,000         $1,040      $1,000         -$2,040
                                 =========         ======      ======         =======

Stock Issued for Services-
       April 20, 1999               66,000            $66

Net Income to Dec 31, 1999                                                     $11,336

Balance December 31, 1999        1,106,000         $1,106      $1,000           $9,296
                                 =========         ======      ======           ======

Stock Issued for Corp. Note
       July 7, 2000                100,000           $100     $49,900

Stock Issued for Services-
       Dec 11, 2000                 20,000            $20

Stock Issued for Services-
       Dec 11, 2000              2,750,000         $2,750

Net Income to Dec 31, 2000                                                        $157

Balance Dec 31, 2000             3,976,000         $3,976     $50,900           $9,453
                                 =========         ======     =======           ======

Stock Issued for Cash            6,072,000         $6,072

Net Income to Dec 31, 2001                                                     -$6,229

Balance Dec 31, 2001            10,048,000        $10,048     $50,900           $3,224
                                ==========        =======     =======           ======

Net Income to Sept 30, 2002                                                    -$3,472

Balance Sept 30, 2002           10,048,000        $10,048     $50,900            -$248
                                ==========        =======     =======           =====

See accompanying notes to financial statements.

                                   OTC DREAMWERKS, INC.
                               (A Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                                    Dated Sept 30, 2002

                                                                           From Inception
                                                 Nine Months Ending        (Jan 23, 1998) to
                                            Sept 30, 2002   Sept 30, 2001   Sept 30, 2002
                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                              $      0       ($ 4,948)      $  4,293
Stock Issued for Services
Increase (Decrease) in Assets                  ($ 3,472)      ($   157)      ($68,813)
Increase (Decrease) in Liabilities
  Net Cash (Used) In Operating Activities      ($ 3,472)      ($ 5,105)      ($64,520)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES           $      0
Issuance of common stock for cash                                            $  7,072
Issuance of common stock for debt conv                                       $  3,976
Issuance of Corp. Note                                                          $5105
                                                              $  3,472       $ 53,472

Net Increase (Decrease) in Cash
                                                 ($3472)        ($5105)      ($ 3,472)

Cash, Beginning of Period
                                               $      0       $    157       $      0

Cash, End of Period
                                               $      0       $      0       ($ 3,472)

See accompanying notes to financial statements.


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of Sept 30, 2002, the Company had 10,048,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended Sept 30, 2002 and Jan. 23, 1998 (inception) to Sept 30, 2002 due to the zero net income and the net operating loss carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.

The Company remains in the development stage, and since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the Company's internet business becoming profitable.

Results of Operations.

During the period from Jan. 23, 1998 (inception) through September 30, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $ 9,702 since inception.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending Sept 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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