Form 10QSB/A
period 2002-03-31
OTC DREAMWERKS INC
filed 2004-02-23
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

     X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

     ....Transition report under section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the transition period from _________ to ________

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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2002 the following shares of common were outstanding: Common Stock, $.001 par value, 10,048,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                      Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2002                                    3

         Statements of Operations for the three months
         ended March 31, 2002 and 2001 and
         from Inception Jan. 23, 1998 to March 31, 2002                        4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to March 31, 2002                             5

         Statements of Cash Flows for the three months
         Ended March 31, 2002 and 2001 and
         from Inception Jan. 23, 1998 to March 31, 2002                        6

         Notes to Financial Statements                                       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Change in Securities and Use of Proceeds                              9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2002, and for the period from inception (Jan. 23, 1998) through March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2002


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2002
                                   (unaudited)

                                  Three Months Ended
                                      Mar.31, 2002
                                  -------------------
ASSETS
CURRENT ASSETS:
Cash                                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0
                                          ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Corp. Note Payable                       $912
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Mar.
31, 2002, 10,048,000 shares             $10,048
Stock Subscription Receivable
Additional paid in Capital              $50,900
Deficit Accumulated During
Development Stage                      -$60,036
TOTAL STOCKHOLDERS' EQUITY               $912
                                         ----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0
                                          ==

                     See accompanying notes to financial statements.


                                  OTC DREAMWERKS, INC.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS
                                  Dated March 31, 2002

                                                                         From Inception
                                                                        (Jan. 23, 1998) to
                                      Mar.31, 2002     Mar. 31, 2001      Mar. 31, 2002
                                      ------------     -------------      -------------
INCOME:
Revenue                                    $0              $157            $63,376
TOTAL INCOME                               $0              $157            $63,376


EXPENSES:
General, and Administrative               $912             $470            $59,999
Amortization                               $0               $0
Total Expenses                            $912             $470            $59,999
Net Profit/Loss(-) From Operations        -$912           ($313)            $3,377
Interest Income                            $0               $0               $975

INCOME (LOSS) BEFORE INCOME TAXES         -$912           ($313)            $4,352
Provision for income tax                   $0               $0                $0
NET INCOME (LOSS)                         -$912           ($313)            $4,352
NET INCOME (LOSS) PER SHARE                $0               $0                $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON     10,048,000       10,048,000        10,048,000
STOCK OUTSTANDING

See accompanying notes to financial statements.

                                    OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                    Dated March 31, 2002

                                                               Additional     (Deficit)
                                                               paid-in    Accumulated During
                              Common Shares     Stock Amount   capital     Development Stage
                              -------------     ------------   -------     -----------------
Issued for cash and
organizational costs
Jan 23, 1998                      1,000,000          $1,000      $1,000
Stock Issued for Services-
       Nov 25, 1998                  40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                       $0

Balance December 31, 1998         1,040,000         $1,040       $1,000        -$2,040
                                  =========         ======       ======        =======

Stock Issued for Services-
       April 20, 1999                66,000            $66

Net Income to Dec 31, 1999                                                     $11,336

Balance December 31, 1999         1,106,000         $1,106       $1,000         $9,296
                                  =========         ======       ======         ======

Stock Issued for Corp. Note
       July 7, 2000                 100,000           $100      $49,900

Stock Issued for Services-
       Dec 11, 2000                  20,000            $20

Stock Issued for Services-
       Dec 11, 2000               2,750,000         $2,750

Net Income to Dec 31, 2000                                                       $157

Balance Dec 31, 2000              3,976,000         $3,976      $50,900         $9,453
                                  =========         ======      =======         ======

Stock Issued for Cash             6,072,000         $6,072

Net Income to Dec 31, 2001                                                     -$6,229

Balance Dec 31, 2001
                                 10,048,000       $10,048       $50,900         $3,224
                                 ==========       =======       =======         ======

Net Income to Mar 31, 2002                                                      -$912

Balance Mar 31, 2002             10,048,000        $10,048      $50,900         $2,312
                                 ==========        =======      =======         ======

See accompanying notes to financial statements.



                                    OTC DREAMWERKS, INC.
                                (A Development Stage Company)
                                   STATEMENT OF CASH FLOWS
                                    Dated March 31, 2002

                                                          Three Months       From Inception
                                                            Ended           (Jan 23, 1998) to
                                                 Mar 31, 2002  Mar 31, 2001   Mar 31, 2002
                                                 ------------  ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)
                                                  ($   912)      ($   313)      $  3,381
Stock Issued for Services
Increase (Decrease) in Assets                                    ($   157)      ($65,341)
Increase (Decrease) in Liabilities
   Net Cash (Used) In Operating Activities        ($   912)      ($   470)      ($61,960)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
                                                  $      0
Issuance of common stock for cash                                               $  7,072
Issuance of common stock for debt conversion                                    $  3,976
Issuance of Corp. Note
                                                                 $    912       $ 50,000

Net Increase (Decrease) in Cash                   $      0       ($   470)      ($   912)

Cash, Beginning of Period                         $      0       $    157       $      0

Cash, End of Period                               $      0       ($   313)      ($   912)


See accompanying notes to financial statements.


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2002, the Company had 10,048,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2002 and Jan. 23, 1998 (inception) to March 31, 2002 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through March 31, 2002, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss of $7,141 since inception.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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