Form 10QSB
period 2003-09-30
OTC DREAMWERKS INC
filed 2004-02-26
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
       [X]...Quarterly report under section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the quarterly period ended
                               September 30, 2003.

      [ ]....Transition report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _____ to _____


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


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2003 the following shares of common were outstanding: Common Stock, $.001 par value, 13,520,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index                                                                      Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of September 30, 2003                                3

         Statements of Operations for the three months
         ended September 30, 2003 and 2002 and
         from Inception Jan. 23, 1998 to September 30, 2003                    4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to September 30, 2003                         5

         Statements of Cash Flows for the three months
         Ended September 30, 2003 and 2002 and
         from Inception Jan. 23, 1998 to September 30, 2003                    6

         Notes to Financial Statements                                       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Change in Securities and Use of Proceeds                              9

Item 3.  Defaults Upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                    10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

        (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2003, and for the period from inception (Jan. 23, 1998) through September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2003


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2003
                                   (unaudited)
                                  September 30, 2003
ASSETS
CURRENT ASSETS:
Cash                                                                     $     0
Accounts Receivable

TOTAL CURRENT ASSETS                                                     $     0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                                                             $     0
                                                                         =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                                                         $    35
TOTAL CURRENT LIABILITIES                                                $    35
LONG-TERM DEBT

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Sept
30, 2003, 13,520,000 shares                                              $13,520
Stock Subscription Receivable
Additional paid in Capital                                               $50,900
Deficit Accumulated During
Development Stage                                                       -$64,455

TOTAL STOCKHOLDERS' EQUITY                                                  -$35
                                                                         -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $     0
                                                                         =======

                 See accompanying notes to financial statements.

                                            OTC DREAMWERKS, INC.
                                       (A Development Stage Company)
                                          STATEMENT OF OPERATIONS
                                          Dated September 30, 2003

                                                                                          From Inception
                                         Nine Months Ended       Nine Months Ended      (Jan. 23, 1998) to
                                         September 30, 2003      September 30, 2002     September 30, 2003
                                         ------------------      ------------------     ------------------
INCOME:
Revenue                                          $0                        $0                   $63,376
TOTAL INCOME                                     $0                        $0                   $63,376


EXPENSES:
General, and Administrative                      $35                     $3472                  $62,594
Amortization                                     $0                        $0
Total Expenses                                                                                  $62,594
Net Profit/Loss(-) From Operations              -$35                     -$3472                   $782
Interest Income                                  $0                        $0                     $975

INCOME (LOSS) BEFORE INCOME TAXES               -$35                     -$3472                  $1,757
Provision for income tax                         $0                        $0                      $0
NET INCOME (LOSS)                               -$35                     -$3472                  $1,757
NET INCOME (LOSS) PER SHARE                      $0                        $0                      $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON           13,520,000                10,048,000              13,520,000
STOCK OUTSTANDING

See accompanying notes to financial statements.




                                          OTC DREAMWERKS, INC.
                                      (A Development Stage Company)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                        Dated September 30, 2003

                                                                         Additional      (Deficit)
                                                                           paid-in    Accumulated During
                                   Common Shares     Stock Amount          capital    Development Stage
                                   -------------     ------------          -------    -----------------
Issued for cash and
organizational costs
Jan 23, 1998                          1,000,000         $2,000              $1,000
Stock Issued for Services-
       Nov 25, 1998                      40,000            $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                                  $0

Balance December 31, 1998             1,040,000         $2,040              $1,000        -$66,212
                                      =========         ======              ======        ========

Stock Issued for Services-
       April 20, 1999                    66,000            $66

Net Income to Dec 31, 1999                                                                $11,336

Balance December 31, 1999             1,106,000         $2,106              $1,000        -$54,876
                                      =========         ======              ======        ========

Stock Issued for Corp. Note
       July 7, 2000                     100,000           $100             $49,900

Stock Issued for Services-
       Dec 11, 2000                      20,000            $20

Stock Issued for Services-
       Dec 11, 2000                   2,750,000         $2,750

Net Income to Dec 31, 2000                                                                    $157

Balance Dec 31, 2000                  3,976,000         $4,976             $50,900        -$54,719
                                      =========         ======             =======        ========

Stock Issued for Cash                 6,072,000         $6,072

Net Income to Dec 31, 2001                                                                -$6,229

Balance Dec 31, 2001                 10,048,000        $10,048             $50,900        -$60,948
                                     ==========        =======             =======        ========

Stock Issued for Cash                 3,472,000         $3,472

Net Income to Dec 31, 2002                                                                -$3,472

Balance Dec 31, 2002                13,520,,000        $13,520             $50,900        -$64,420
                                    ===========        =======             =======        ========

Net Income to September 30,
2003                                                                                        -$35

Balance September 30, 2003           13,520,000        $13,520             $50,900        -$64,455
                                     ==========        =======             =======        ========

See accompanying notes to financial statements.





                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                            Dated September 30, 2003


                                                          Nine                 From Inception
                                                      Months Ended             (Jan 23, 1998) to
                                            Sept 30, 2003      Sept 30, 2002   Sept 30, 2003
                                            -------------     ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   ($35)         ($3,472)           $786
Stock Issued for Services
Increase (Decrease) in Assets                                                   ($65,341)
Increase (Decrease) in Liabilities
    Net Cash (Used) In Operating Activities         ($35)         ($3,472)      ($64,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                                                 $10,544
Issuance of common stock for debt conversion           $0               $0         $3,976
Issuance of Corp. Note                                $35           $3,472        $50,035


Net Increase (Decrease) in Cash                        $0               $0             $0

Cash, Beginning of Period                              $0               $0             $0

Cash, End of Period                                    $0                              $0
                                                                        $0

See accompanying notes to financial statements.


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The information including in the condensed financial statements is unaudited, but includes all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary for a fair representation of the interim period presented.

Development stage company
-------------------------

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board.

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Fiscal Year
-----------
The Company has selected a December 31th fiscal year end.

Loss Per Share
--------------

Loss per share was computed using the weighted number of shares outstanding during the period.

Organization Costs
------------------

Costs to incorporate the Company have been capitalized and will be amortized over a sixty-month period.

Statement of Cash Flows
-----------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Basis
-----------

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2003, the Company had 13,520,000 shares outstanding.

Preferred Stock.
----------------

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2003 and Jan. 23, 1998 (inception) to September 30, 2003 due to the zero net income and the net operating loss carryforward.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources.
--------------------------------

The  Company  remains  in  the  development  stage,  and  since  inception,  has
experienced  no  significant   change  in  liquidity  or  capital  resources  or
stockholders' equity.

The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the Company's internet business becoming profitable

Results of Operations.
----------------------

During the period from Jan. 23, 1998 (inception) through September 30, 2003, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss since inception.

Plan of Operation
-----------------

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

 Date: January 31, 2004              /s/Rita Thomas
                                     ------------------------------------
                                     Rita Thomas
                                     Chairman of the Board of Directors,
                                     President, and Chief Executive Officer
                                     of the Registrant

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer; and

3. A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OTC Dreamwerks, Inc.
                                            (Registrant)

Date: January 31, 2004                      /s/Rita Thomas
                                            --------------
                                            Rita Thomas
                                            Chief Executive Officer, and
                                            Chief Financial Officer