Form 10KSB
period 2003-12-31
OTC DREAMWERKS INC
filed 2004-02-26
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)
                 [X] Annual report under section 13 or 15(d) of
               the Securities Exchange Act of 1934 for the fiscal
                          year ended December 31, 2003

               [ ] Transition report under section 13 or 15(d) of
                   the Securities Exchange Act of 1934 for the
                      transition period from ____ to ____.

                           Commission File No: 0-33177

                              OTC DREAMWERKS, INC.
                              --------------------
                     (Name of small business in its charter)

                               Utah             88-0422567
                     (State of Incorporation) (IRS Employer
                               Identification No.)

                             481 N. Seranado Street
                             ----------------------
            Address of Principal Executive Office (street and number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No____

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

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a speci- fied date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,520,000 as of December 31, 2003.

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

                                   PART I


ITEM 1.        DESCRIPTION OF BUSINESS

General

     OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 481 N. Seranado Street, Orange, California 92869 The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended December 31, 2003.

Part II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

(a)  Market Information.

The Shares have not previously been traded on any securities exchange. There is no common stock of the Company that is subject to outstanding options or warrants to purchase, or securities convertible into that stock. There are 13,520,000 common shares of the Company outstanding at December 31, 2003.


(b) Holders of Common Equity.

As of December 31, 2003, there were 19 shareholders of record of the Company's common stock.

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

Item 7.  Financial Statements.

                  INDEPENDENT AUDITORS' REPORT

Board or Directors
OTC Dreamwerks, Inc.
Costa Mesa, California

We have audited the balance sheet of OTC Dreamwerks, Inc., for the year ended December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OTC Dreamwerks, Inc. at December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and December 31, 2002, in conformity with generally accepted accounting principles.

Banker & Co.
/s/Jitendra Shantikumar Banker
------------------------------
Jitendra Shantikumar Banker, C.P.A.
(License No. 01696129)
Certified Public Accountant
Costa Mesa, California
January 31, 2004


                                        OTC DREAMWERKS, INC.
                                   (A Development Stage Company)
                                           BALANCE SHEET
                                      Dated December 31, 2003

                                                              Year Ended

                                          Dec. 31, 2003      Dec. 31, 2002      Dec.31, 2001
                                          -------------      -------------      ------------
ASSETS
CURRENT ASSETS:
Cash                                           $0                  $0            $0
Accounts Receivable

TOTAL CURRENT ASSETS                           $0                  $0            $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                                   $0                  $0            $0
                                               ==                  ==            ==

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts Payable                               $0                  $0            $0
TOTAL CURRENT LIABILITIES LONG-TERM            $0
DEBT
   Shareholder Loan                           ($35)
TOTAL LIABILITIES                              $35                 $0            $0
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares, issued
and outstanding at Dec 31, 2003,
13,520,000 shares                            $13,520
   Dec 31, 2002, 13,520,000 shares                              $13,520
   Dec 31, 2001, 1,048,000 shares                                             $10,048

Stock Subscription Receivable
Additional paid in Capital                   $50,900            $50,900       $50,900
Deficit Accumulated During Development
Stage                                       ($64,455)          ($64,420)      $60,948)
  TOTAL STOCKHOLDERS' EQUITY                  ($35)                $0            $0
                                              -----                --            --
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $0                  $0            $0
                                               ==                  ==            ==

See accompanying notes to financial statements.




                                        OTC DREAMWERKS, INC.
                                   (A Development Stage Company)
                                      STATEMENT OF OPERATIONS
                                      Dated December 31, 2003

                                                             Year Ended

                                        Dec. 31, 2003        Dec.31, 2002          Dec.31, 2001
                                        -------------        ------------          ------------
INCOME:
Revenue
                                             $0                   $0                    $0
TOTAL INCOME
                                             $0                   $0                    $0

EXPENSES:
General, and Administrative                  $35                $3,472                $6,233
Amortization                                 $0                                         $0
Total Expenses                                                  $3,472                $6,233
Net Profit/Loss(-) From Operations          ($35)              ($3,472)              ($6,233)
Interest Income                              $0                   $0                    $4

INCOME (LOSS) BEFORE INCOME TAXES           ($35)              ($3,472)              ($6,229)
Provision for income tax                     $0                   $0                    $0
Net Income (Loss)                           ($35)               (3,472)              ($6,229)

  Deficit Balance Brought Forward         ($64,420)            ($60,948)            ($54,719)
  Deficit Balance Carryforward            ($64,455)            ($64,420)            ($60,948)
NET INCOME (LOSS) PER SHARE                  $0                   $0                    $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                        13,520,000           13,520,000            10,048,000


See accompanying notes to financial statements.





                                                   OTC DREAMWERKS, INC.
                                              (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                 Dated December 31, 2003

                                                                     Additional    (Deficit)
                                                                       paid-in  Accumulated During    Total Shareholders
                                Common Shares     Stock Amount         capital  Development Stage           Equity
Issued for cash and
organizational costs
Jan 23, 1998                       1,000,000          $1,000            $1,000                              $2000
Stock Issued for Services-
       Nov 25, 1998                   40,000             $40                                                 $40
Net Income Jan 23, 1998
(inception) to Dec 31,
1998                                                                                ($66,212)             ($66,212)

Balance December 31, 1998          1,040,000          $1,040            $1,000      ($66,212)             ($64,172)
                                   =========          ======            ======      =========             =========

Stock Issued for Services-
       April 20, 1999                 66,000             $66                                                 $66

Net Income to Dec 31, 1999                                                           $11,336               $11,336

Balance December 31, 1999          1,106,000          $1,106            $1,000      ($54,876)             ($52,770)
                                   =========          ======            ======      =========             =========

Stock Issued for Corp.
Note
       July 7, 2000                  100,000            $100           $49,900                             $50,000

Stock Issued for Services-
       Dec 11, 2000                   20,000             $20                                                 $20

Stock Issued for Services-
       Dec 11, 2000                2,750,000          $2,750                                                $2,750

Net Income to Dec 31, 2000                                                             $157                  $157

Balance Dec 31, 2000               3,976,000          $3,976           $50,900      ($54,719)                $157
                                   =========          ======           =======      =========                ====


Stock Issued for Cash              6,072,000          $6,072                                                $6,072

Net Income to December                                                                                     ($6,229)
31, 2001
                                                                                     ($6,229)

Balance December 31, 2001         10,048,000         $10,048           $50,900      ($60,948)                 $0
                                  ==========         =======           =======      =========                 ==

Stock Issued for Corp Note         3,472,000          $3,472                                                $3,472
Net Income to December                                                                                     ($3,472)
31, 2002                                                                             ($3,472)

Balance December 31, 2002         13,520,000         $13,520           $50,900      ($64,420)                 $0
                                  ==========         =======           =======      =========                 ==

Net Income to December
31, 2003                                                                              ($35)                 ($35)

Balance December 31, 2003         13,520,000         $13,520           $50,900      ($64,455)               ($35)
                                  ==========         =======           =======      =========               =====

See accompanying notes to financial statements.






                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                             Dated December 31, 2003



                                         Dec. 31, 2003  Dec. 31, 2002  Dec.31, 2001
                                         -------------  -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                            ($35)        ($3,472)        ($6,229)
Stock Issued for Services                                                    $0
Increase (Decrease) in Assets
Increase (Decrease) in Liabilities
          Net Cash (Used) In Operating
Activities                                   ($35)        ($3,472)        ($6,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash
Issuance of common stock for debt conv.        $0          $3,472          $6,072
Issuance of Corp. Note to Shareholder         $35

Net Increase (Decrease) in Cash                $0            $0            ($157)

Cash, Beginning of Period                      $0            $0             $157
                                                             ==             ====

Cash, End of Period                            $0            $0              $0
                                               ==            ==              ==

See accompanying notes to financial statements.


                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2003

NOTE 1 - HISTORY

OTC DREAMWERKS, INC. (the Company) is a Utah corporation formed on January 23, 1998. Its principal place of business is located at 481 N. Seranado Street, Orange, California 92869. The Company is the developer of OTC Market2000.com, an internet website providing the over-the-counter investor with daily analysis of the OTC-Bulletin Board stock performance. The Company is also the developer of TheHotPinks.com, an internet website providing the over-the-counter investor with daily analysis of the OTC common stock performance of non-OTC-Bulletin Board stocks. The Company's objective is to provide high quality services, maximize investor traffic and present OTCMarket2000.com and TheHotPinks.com as attractive environments for advertising and electronic commerce.

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

NOTE 5 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial operating losses for the past several years and has an excess of liabilities over assets at December 31, 2003. The Company's ability to continue as a going concern is contingent upon its ability to operate profitably, to obtain additional equity investment, or to merge with an operating company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company.

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which she has served as a director:

The principal executive officers and directors of the Company are as follows:

Name/Address            Age          Position                   Term
-------------------------------------------------------------------------------

Rita Thomas             56           President/Director         1998 to Present
481 N. Seranado St.
Orange, California 92869

Business Experience.

The following is a brief account of the business experience during at the least the last five years of the director and executive officer, indicating her principal occupation and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

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

Section 16(a) Compliance.

During the year ended December 31, 2003, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                           Filed Reports

Rita Thomas                Pres, Director                     Yes

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth each person known to the Company, as of December 31, 2003, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of     Name/Address                   Shares            Percentage
Class        of Owner                       Owned             Beneficially Owned

Common       Rita Thomas                      45,000            .33 %
             3700 Susan St., Ste. 200
             Santa Ana, CA  92626

             Villa Nova Mgmt. Co. (1)       9,226,489         68.24 %
             1800 Boulder Hwy
             Henderson, NV 89104

             Stevens & Lee Inv. Co. (2)     3,472,000         25.68%
             2021 Lakewood Drive
             Loveland, Colorado 80538

             Directors and Officers            45,000           .33 %
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

Item 13.  Exhibits and Reports on Form 8-K.

         None

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

January 31, 2004                                 OTC Dreamwerks, Inc.

                                                 /s/ Rita Thomas
                                                 ----------------------
                                                 Rita Thomas, President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of US Biodefense, Inc. (formerly Piedmont, Inc.) (the "Registrant") on Form 10-QSB for the quarterly period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            OTC Dreamwerks, Inc.
                                            (Registrant)

Date: January 31, 2004                      /s/Rita Thomas
                                            -----------------------------
                                            Rita Thomas
                                            Chief Executive Officer, and
                                            Chief Financial Officer






In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                   OTC Dreamwerks, Inc.

January 31, 2004                                   /s/ Rita Thomas
                                                   ---------------------
                                                   Rita Thomas, Director