Form 10QSB
period 2004-03-31
OTC DREAMWERKS INC
filed 2004-05-11
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
                    X...Quarterly report under section 13 or
                      15(d) of the Securities Exchange Act
                     of 1934 for the quarterly period ended
                                 March 31, 2004.

                    ....Transition report under section 13 or
                  15(d) of the Securities Exchange Act of 1934
                   for the transition period from         to
                                                 --------   --------


                          Commission File No.: 0-33177


                              OTC DREAMWERKS, INC.
                             ---------------------
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

          (Issuer's telephone number) (714) 633-8083; Fax:(646)444-2888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X   No
                                        ----

      Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                    Yes       No


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004 the following shares of common were outstanding: Common Stock, $.001 par value,13,520,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                    Yes       No  X
                                                 ---

                             OTC DREAMWERKS, INC.
Index                                                                 Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2004                             3

                  Statements of Operations for the three months
         ended March 31, 2004 and 2003 and
                  from Inception Jan. 23, 1998 to March 31, 2004        4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to March 31, 2004                      5

         Statements of Cash Flows for the three months
         Ended March 31, 2004 and 2003 and
                  from Inception Jan. 23, 1998 to March 31, 2004        6

                  Notes to Financial Statements                         6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      8-9

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              9

Item 2.  Change in Securities and Use of Proceeds                       9

Item 3.  Defaults Upon Senior Securities                                9

Item 4.  Submission of Matters to a Vote of Security Holders            9

Item 5.  Other Information                                              9

Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                              10

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending March 31, 2004, and for the period from inception (Jan. 23, 1998) through March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                          Quarter Ended March 31, 2004


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)

                                  Three Months Ended
                                     Mar. 31, 2004
                                     -------------
ASSETS
CURRENT ASSETS:
Cash                                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0
                                          ==

LIABILITIES AND STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts Payable                          $0
TOTAL CURRENT LIABILITIES
LONG-TERM DEBT
Shareholder Loan                          $35
TOTAL LIABILITIES                         $35
STOCKHOLDERS' EQUITY:
Common stock, $.001 par
value authorized 100,000,000
shares, issued and outstanding
at Mar. 31, 2004, 13,520,000 shares   $13,520
Stock Subscription Receivable
Additional paid in Capital            $50,900
Deficit Accumulated During
Development Stage                    ($64,455)
TOTAL STOCKHOLDERS' EQUITY               ($35)
                                         -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0
                                          ==

                     See accompanying notes to financial statements.


                                         OTC DREAMWERKS, INC.
                                      (A Development Stage Company)
                                        STATEMENT OF OPERATIONS
                                          Dated March 31, 2004

                                                                                          From Inception
                                                                                         (Jan. 23, 1998) to
                                            Mar.31, 2004              Mar 31, 2003          Mar. 31, 2004
                                            ------------              ------------          -------------
INCOME:
Revenue                                          $0                                             $63,376
                                                                           $0
TOTAL INCOME                                     $0                        $0                   $63,376

EXPENSES:
General, and Administrative                      $0                       $15                   $62,574
Amortization                                     $0                        $0                      $0
Total Expenses                                   $0                       $15                   $62,574
Net Profit/Loss(-) From Operations               $0                      -$15                     $802
Interest Income                                  $0                        $0                     $975

INCOME (LOSS) BEFORE INCOME TAXES                $0                      -$15                    $1,777
Provision for income tax                         $0                        $0                      $0
NET INCOME (LOSS)                                $0                      -$15                    $1,777
NET INCOME (LOSS) PER SHARE                      $0                        $0                      $0
    -BASIS AND DILUTED
AVERAGE NUMBER OF SHARES OF COMMON           13,520,000                13,520,000              13,520,000
STOCK OUTSTANDING

                See accompanying notes to financial statements.

                                         OTC DREAMWERKS, INC.
                                      (A Development Stage Company)
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                            Dated March 31, 2004

                                                                                                (Deficit)                  Total
                                                                     Additional paid-in      Accumulated During        Shareholders
                                   Common Shares      Stock Amount        capital             Development Stage           Equity
Issued for cash and
organizational costs
Jan 23, 1998                         1,000,000          $1,000              $1,000                                           $2,000

Stock Issued for Services-
       Nov 25, 1998                     40,000             $40                                                                  $40
Net Income Jan 23, 1998
(inception) to Dec 31, 1998                                                                       ($66,212)                ($66,212)

Balance December 31, 1998            1,040,000          $2,040              $1,000                ($66,212)                ($64,172)
                                     =========          ======              ======                =========                =========

Stock Issued for Services-
       April 20, 1999                   66,000             $66                                                                  $66

Net Income to Dec 31, 1999                                                                         $11,336                  $11,336

Balance December 31, 1999            1,106,000          $2,106              $1,000                ($54,876)                ($52,770)
                                     =========          ======              ======                =========                =========

Stock Issued for Corp. Note
       July 7, 2000                    100,000            $100             $49,900                                          $50,000

Stock Issued for Services-
       Dec 11, 2000                     20,000             $20                                                                  $20

Stock Issued for Services-
       Dec 11, 2000                  2,750,000          $2,750                                                               $2,750

Net Income to Dec 31, 2000                                                                            $157                     $157

Balance Dec 31, 2000                 3,976,000          $4,976             $50,900                ($54,719)                    $157
                                     =========          ======             =======                =========                    ====

Stock Issued for Cash                6,072,000          $6,072                                                               $6,072

Net Income to Dec 31, 2001                                                                         ($6,229)                 ($6,229)

Balance Dec 31, 2001                10,048,000         $10,480             $50,900                ($60,948)                      $0
                                    ==========         =======             =======                =========                      ==

Stock Issued for Cash
                                     3,472,000          $3,472                                                               $3,472

Net Income to Dec 31, 2002                                                                         ($3,472)                 ($3,472)

Balance Dec 31, 2002                13,520,000         $13,520             $50,900                ($64,420)                      $0
                                    ==========         =======             =======                =========                      ==

Net Income to Dec 31, 2003                                                                            ($35)                    ($35)

Balance Dec 31, 2003                13,520,000         $13,520             $50,900                ($64,455)                    ($35)
                                    ==========         =======             =======                =========                   =====

Net Income to Mar 31, 2004                                                                              $0                       $0

Balance Mar 31, 2004                13,520,000         $13,520             $50,900                ($64,455)                    ($35)
                                    ==========         =======             =======                =========                   =====
See accompanying notes to financial statements.

                                         OTC DREAMWERKS, INC.
                                    (A Development Stage Company)
                                       STATEMENT OF CASH FLOWS
                                        Dated March 31, 2004

                                                                                 From Inception
                                                                                Jan 23, 1998) to
                                             Mar 31, 2004     Mar 31, 2003        Mar 31, 2004
                                             ------------     ------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      $0            ($15)                   $806
Increase (Decrease) in Assets                                                             ($65,341)
Increase (Decrease) in Liabilities
 Net Cash (Used) In Operating Activities               $0            ($15)                ($64,535)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                      $0              $0                  $10,544
Issuance of common stock for debt conv.                                                     $3,976
Issuance of Corp. Note                                 $0             $15                  $50,015

Net Increase (Decrease) in Cash                        $0              $0                       $0

Cash, Beginning of Period                              $0              $0                       $0

Cash, End of Period                                    $0              $0                       $0

See accompanying notes to financial statements.



                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of March 31, 2004, the Company had 13,520,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended March 31, 2004 and Jan. 23, 1998 (inception) to March 31, 2004 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through March 31, 2004, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

 Date: May 7, 2004                          /s/Rita Thomas
                                            Rita Thomas, President

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            OTC Dreamwerks, Inc. (Registrant)
Dated: May 7, 2004                          By:/s/ Rita Thomas
                                            ------------------
                                                Rita Thomas
                                            Chief Executive Officer,
                                            and Chief Financial Officer