Form 10QSB
period 2004-06-30
OTC DREAMWERKS INC
filed 2004-09-03
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
                    X...Quarterly report under section 13 or
                      15(d) of the Securities Exchange Act
                     of 1934 for the quarterly period ended
                                 June 30, 2004.

        ....Transition report under section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _________ to

                                    _________

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

         Issuer's telephone number: (714) 633-8083 ; Fax (714) 633-8083

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


                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At June 30, 2004 the following shares of common were outstanding: Common Stock, $.001 par value, 1,226,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                             OTC DREAMWERKS, INC.
Index
                                                                       Page
                                                                       Number

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

         Balance Sheet as of June 30, 2004                               3

         Statements of Operations for the three and six months
         ended June 30, 2004 and 2003 and
         from Inception Jan. 23, 1998 to June 30, 2004                   4

         Statements of Shareholders Equity from
         Inception Jan. 23, 1998 to June 30, 2004                        5

         Statements of Cash Flows for the six months
         Ended June 30, 2004 and 2003 and
         from Inception Jan. 23, 1998 to June 30, 2004                   6

         Notes to Financial Statements                                 7-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              8

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 2.  Change in Securities and Use of Proceeds                        9

Item 3.  Defaults Upon Senior Securities                                 9

Item 4.  Submission of Matters to a Vote of Security Holders             9

Item 5.  Other Information                                               9

Item 6.  Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                               9

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

     (a) The unaudited financial statements of registrant as of and for the quarter ending June 30, 2004, and for the period from inception (Jan. 23, 1998) through June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                           Quarter Ended June 30, 2004

                                  BALANCE SHEET
                                  June 30, 2004
                                   (unaudited)

                                    June 30, 2004
                                    -------------
                                      Unaudited             Dec. 31, 2003
                                      ---------             -------------
ASSETS
CURRENT ASSETS:
Cash                                      $0                      $0
Accounts Receivable

TOTAL CURRENT ASSETS                      $0                      $0
ORGANIZATIONAL COSTS, NET
TOTAL ASSETS                              $0                      $0
                                          ==                      ==

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable                          $0                      $0
TOTAL CURRENT LIABILITIES                 $0                      $0
       Shareholder Loan                   $0                    ($35)
Notes payable                           $80,000                   0
TOTAL LIABILITIES                       $80,000                  $35
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Jun
30, 2004, 1,226,000 shares              $1,226
At December 31, 2003                                           $13,520
Stock Subscription Receivable
Additional paid in Capital              $63,194                $50,900
Deficit Accumulated During
Development Stage                     ($144,420)              ($64,455)
TOTAL STOCKHOLDERS' EQUITY             ($80,000)                ($35)
                                       ---------                -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0                      $0
                                          ==                      ==


                 See accompanying notes to financial statements.

                                                  OTC DREAMWERKS, INC.
                                             (A Development Stage Company)
                                                STATEMENT OF OPERATIONS
                                 For Three and Six Months Ended June 30, 2004 and 2003

                                                                                                       From Inception
                              Three Months     Three Months                                            (Jan. 23, 1998)
                                 Ended            Ended        Six Months Ended   Six Months Ended     to
                             June 30, 2004    June 30, 2003     June 30, 2004       June 30, 2003      June 30, 2004
                             -------------    -------------     -------------     -----------------    -------------
INCOME:
Revenue                           $35               $0               $35                  $0               $63,376
TOTAL INCOME                      $35               $0               $35                  $0               $63,376


EXPENSES:
General, and Administrative       $35              $35               $35                 $35               $62,594
Amortization                       $0               $0                $0                  $0
Total Expenses                    $35              $35               $35                 $35               $62,594
Net Profit/Loss(-) From
Operations                         $0                                 $0                                    $782
Interest Income                    $0                                 $0                                    $975

INCOME (LOSS) BEFORE
INCOME TAXES                       $0             ($35)               $0                ($35)              $1,757
Provision for income tax           $0               $0                $0                  $0                 $0
NET INCOME (LOSS)                  $0             ($35)               $0                ($35)              $1,757
NET INCOME (LOSS) PER
SHARE                              $0                                 $0                                     $0
  -BASIS AND DILUTED
AVERAGE NUMBER OF              1,226,000        13,520,000        1,226,000           13,520,000          1,226,000
SHARES OF COMMON
STOCK OUTSTANDING

See accompanying notes to financial statements.

                                               OTC DREAMWERKS, INC.
                                           (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                                   June 30, 2004

                                                                                  (Deficit)
                                                                                 Accumulated   Total Shareholders
                                                                                    During           Equity
                                                               Additional paid-  Development
                                Common Shares   Stock Amount      in capital        Stage
Issued for cash and
organizational costs
Jan 23, 1998                      1,000,000        $1,000           $1,000                            $2000
Stock Issued for Services-
       Nov 25, 1998                  40,000           $40                                               $40
Net Income Jan 23, 1998
(inception) to Dec 31,
1998                                                                              ($66,212)        ($66,212)

Balance December 31, 1998         1,040,000        $1,040           $1,000        ($66,212)        ($64,172)
                                =============   ============   ================  ===========      ===========

Stock Issued for Services-
       April 20, 1999                66,000           $66                                               $66

Net Income to Dec 31, 1999                                                         $11,336          $11,336

Balance December 31, 1999         1,106,000        $1,106           $1,000        ($54,876)        ($52,770)
                                =============   ============   ================  ===========      ===========

Stock Issued for Corp.
Note
       July 7, 2000                 100,000          $100          $49,900                          $50,000

Stock Issued for Services-
       Dec 11, 2000                  20,000           $20                                               $20

Stock Issued for Services-
       Dec 11, 2000               2,750,000        $2,750                                            $2,750

Net Income to Dec 31, 2000                                                            $157             $157

Balance Dec 31, 2000              3,976,000        $3,976          $50,900        ($54,719)            $157
                                =============   ============   ================  ===========      ===========


Stock Issued for Cash             6,072,000        $6,072                                            $6,072

Net Income to December                                                             ($6,229)         ($6,229)
31, 2001

Balance December 31, 2001        10,048,000       $10,048          $50,900        ($60,948)              $0
                                =============   ============   ================  ===========      ===========

Stock Issued for Corp Note        3,472,000        $3,472                                            $3,472
Net Income to December
31, 2002                                                                           ($3,472)         ($3,472)

Balance December 31, 2002        13,520,000       $13,520          $50,900        ($64,420)              $0
                                =============   ============   ================  ===========      ===========

Net Income to December
31, 2003                                                                              ($35)            ($35)

Balance December 31, 2003        13,520,000       $13,520          $50,900        ($64,455)            ($35)
                                =============   ============   ================  ===========      ===========

Stock Cancelled for Prom.        12,294,000      ($12,294)         $12,294        ($80,000)        ($80,000)
Notes

Net Income to June 30,                                                                 $35              $35
2004

Balance June 30, 2004             1,226,000        $1,226          $63,194       ($144,420)         ($80,000)
                                =============   ============   ================  ===========      ===========

See accompanying notes to financial statements.

                                   OTC DREAMWERKS, INC.
                               (A Development Stage Company)
                                  STATEMENT OF CASH FLOWS
                        For Six Months Ended June 30, 2004 and 2003

                                                        Six                From Inception
                                                    Months Ended          (Jan 23, 1998) to
                                            June 30, 2004  June 30, 2003   June 30, 2004
                                            -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                             $     35       $    (35)       $    821
Stock Issued for Services
Increase (Decrease) in Assets                     --             --          $(65,341)
Decrease in Liabilities
                                              $    (35)          --          $    (35)
Increase in Liabilities
                                              $ 80,000           --          $ 80,000

Net Cash (Used) In Operating Activities
                                              $ 80,000       $    (35)       $ 15,445

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of organizational costs

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash                 --             --          $ 10,544
Issuance of common stock for debt
conversion                                    $      0       $      0        $  3,976
Issuance of Corp. Note

                                                  --         $     35        $ 50,035
Re-purchase of Stock for Corp Note
                                              $(80,000)          --          $(80,000)
Net Cash (Used) in Financing Activities
                                              $(80,000)      $     35        $(15,445)

Net Increase (Decrease) in Cash               $      0       $      0        $      0

Cash, Beginning of Period                     $      0       $      0        $      0

Cash, End of Period                           $      0       $      0        $      0

See accompanying notes to financial statements

                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

2.   STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of June 30, 2004, the Company had 1,226,000 shares outstanding. On May 19, 2004, the Company exchanged 8,822,000 shares owned by Villa Nova Management for a $50,000 promissory note and 3,472,000 shares owned by Stevens & Lee Investment for a $30,000 promissory note. The Company cancelled the total of 12,294,000 shares, leaving a total of 1,226,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.   INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2004 and Jan. 23, 1998 (inception) to June 30, 2004 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through June 30, 2004, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss since inception.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Change in Securities and Use of Proceeds

     On May 19, 2004, the Company exchanged 8,822,000 shares owned by Villa Nova Management for a $50,000 promissory note and 3,472,000 shares owned by Stevens & Lee Investment for a $30,000 promissory note. The Company cancelled the total of 12,294,000 shares, leaving a total of 1,226,000 shares outstanding.

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

         None
     (b) Reports on Form 8-K

         None

Signatures:


                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

 Date: August 20, 2004                      /s/Rita Thomas
                                            Rita Thomas


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                            OTC Dreamwerks, Inc. (Registrant)
Dated: August 20, 2004      By:/s/ Rita Thomas
                            ------------------
                            Rita Thomas
                            Chief Executive Officer, and Chief Financial Officer