Form 10QSB
period 2004-09-30
OTC DREAMWERKS INC
filed 2004-10-25
CIK 1160010

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                                   (Mark One)
                    X...Quarterly report under section 13 or
                      15(d) of the Securities Exchange Act
                     of 1934 for the quarterly period ended
                               September 30, 2004.

                    ....Transition report under section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                 transition period from _________ to _________ .

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

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

      Applicable only to issuers involved in bankruptcy proceedings during the past five years

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ..... No .....


                      Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At September 30, 2004 the following shares of common were outstanding: Common Stock, $.001 par value, 1,226,000 shares.

                     Transitional Small Business Disclosure
                               Format (Check one):
                               Yes ..... No ..X..

                              OTC DREAMWERKS, INC.
Index                                                                     Page
                                                                          Number

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

          Balance Sheet as of September 30, 2004                           3

          Statements of Operations for the nine months
          ended September 30, 2004 and 2003 and from
          Inception Jan. 23, 1998 to September 30, 2004                    4

          Statements of Shareholders Equity from
          Inception Jan. 23, 1998 to September 30, 2004                    5

          Statements of Cash Flows for the nine months
          Ended September 30, 2004 and 2003 and from
          Inception Jan. 23, 1998 to September 30, 2004                    6

          Notes to Financial Statements                                    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          8

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  9

Item 2. Change in Securities and Use of Proceeds                           9

Item 3. Defaults Upon Senior Securities                                    9

Item 4. Submission of Matters to a Vote of Security Holders                9

Item 5. Other  Information                                                 9

Item 6. Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10-11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

          (a) The unaudited financial statements of registrant as of and for the quarter ending September 30, 2004, and for the period from inception (Jan. 23, 1998) through September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                              OTC DREAMWERKS, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                        Quarter Ended September 30, 2004


                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2004
                                   (unaudited)
                               September 30, 2004
                               ------------------
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
                                          ==                  ==

LIABILITIES AND
STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:

Accounts Payable                          $0                  $0

TOTAL CURRENT LIABILITIES                 $0                  $0

       Shareholder Loan                   $0                 $35
Notes payable                           $80,000               0
TOTAL LIABILITIES                       $80,000              $35
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value
authorized 100,000,000 shares,
issued and outstanding at Sept
30, 2004, 1,226,000 shares
                                         $1,226

At December 31, 2003,                                      $13,520
13,520,000 shares
Stock Subscription Receivable

Additional paid in Capital              $63,194            $50,900

Deficit Accumulated During
Development Stage                     ($144,420)          ($64,455)

TOTAL STOCKHOLDERS' EQUITY             ($80,000)            ($35)
                                       ---------            -----
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $0                  $0
                                          ==                  ==

See accompanying notes to financial statements.





                                                    OTC DREAMWERKS, INC.
                                                (A Development Stage Company)
                                                   STATEMENT OF OPERATIONS
                                       For Nine Months Ended September 30, 2004 and 2003



                                               Nine Months    Nine Months         From Inception
                                                  Ended              Ended        (Jan. 23, 1998) to
                                              Sept 30, 2004   Sept 30, 2003       Sept 30, 2004
                                              -------------   -------------       -------------
          INCOME:
          Revenue                                  $35                $0                 $63,376
          TOTAL INCOME                             $35                $0                 $63,376


          EXPENSES:
          General, and Administrative              $0                $35                 $62,594
          Amortization                             $0                 $0
          Total Expenses                           $0                $35                 $62,594
          Net Profit/Loss(-) From Operations
                                                   $35                                    $782
          Interest Income                          $0                                     $975

          INCOME (LOSS) BEFORE INCOME TAXES        $35              ($35)                $1,757
          Provision for income tax                 $0                 $0                   $0
          NET INCOME (LOSS)                        $0               ($35)                $1,757
          NET INCOME (LOSS) PER SHARE              $0                                      $0
              -BASIS AND DILUTED
          AVERAGE NUMBER OF SHARES OF COMMON    1,226,000         13,520,000            1,226,000
          STOCK OUTSTANDING

         See accompanying notes to financial statements.


                                                  OTC DREAMWERKS, INC.
                                              (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                                   September 30, 2004

                                                                                (Deficit)
                                                                               Accumulated     Total Shareholders
                                                             Additional paid-     During             Equity
                                Common Shares  Stock Amount    in capital      Development
                                                                                  Stage
Issued for cash and
organizational costs
Jan 23, 1998                       1,000,000      $1,000        $1,000                               $2000
Stock Issued for Services-
       Nov 25, 1998                   40,000         $40                                              $40
Net Income Jan 23, 1998
(inception) to Dec 31,
1998                                                                             ($66,212)          ($66,212)

Balance December 31, 1998          1,040,000      $1,040        $1,000           ($66,212)          ($64,172)
                                   =========      ======        ======           =========          =========

Stock Issued for Services-
       April 20, 1999                 66,000         $66                                              $66

Net Income to Dec 31, 1999                                                        $11,336            $11,336

Balance December 31, 1999          1,106,000      $1,106        $1,000           ($54,876)          ($52,770)
                                   =========      ======        ======           =========          =========

Stock Issued for Corp.
Note
       July 7, 2000                  100,000        $100        $49,900                              $50,000

Stock Issued for Services-
       Dec 11, 2000                   20,000         $20                                                $20

Stock Issued for Services-
       Dec 11, 2000                2,750,000      $2,750                                              $2,750

Net Income to Dec 31, 2000                                                         $157                 $157

Balance Dec 31, 2000               3,976,000      $3,976        $50,900          ($54,719)              $157
                                   =========      ======        =======          =========              ====


Stock Issued for Cash              6,072,000      $6,072                                              $6,072

Net Income to December                                                           ($6,229)            ($6,229)
31, 2001

Balance December 31, 2001         10,048,000     $10,048        $50,900          ($60,948)              $0
                                  ==========     =======        =======          =========              ==

Stock Issued for Corp Note         3,472,000      $3,472                                              $3,472
Net Income to December                                                            ($3,472)           ($3,472)
31, 2002

Balance December 31, 2002         13,520,000     $13,520        $50,900          ($64,420)              $0
                                  ==========     =======        =======          =========              ==

Net Income to December
31, 2003                                                                           ($35)               ($35)

Balance December 31, 2003         13,520,000     $13,520        $50,900          ($64,455)             ($35)
                                  ==========     =======        =======          =========             =====

Stock Cancelled for Prom.         12,294,000    ($12,294)        $12,294         ($80,000)           ($80,000)
Notes

Net Income to Sept. 30,                                                             $35                 $35
2004

Balance Sept. 30, 2004             1,226,000      $1,226        $63,194         ($144,420)          ($80,000)
                                   =========      ======        =======         ==========          =========

See accompanying notes to financial statements.






                                                     OTC DREAMWERKS, INC.
                                                 (A Development Stage Company)
                                                    STATEMENT OF CASH FLOWS
                                        For Nine Months Ended September 30, 2004 and 2003

                                                                               Nine                  From Inception
                                                                          Months   Ended            (Jan 23, 1998) to
                                                                  Sept 30, 2004    Sept 30, 2003      Sept 30, 2004
                                                                  -------------    -------------      -------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income (Loss)                                           $35             ($35)              $821
          Stock Issued for Services
          Increase (Decrease) in Assets                                                                ($65,341)
          Decrease in Liabilities                                    ($35)                               ($35)
          Increase in Liabilities                                   $80,000                             $80,000

          Net Cash (Used) In Operating Activities                   $80,000           ($35)             $15,445

          CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of organizational costs

          CASH FLOWS FROM FINANCING ACTIVITIES
          Issuance of common stock for cash                                                             $10,544
          Issuance of common stock for debt conversion                $0                $0              $3,976

          Issuance of Corp. Note                                                       $35              $50,035
          Re-purchase of Stock for Corp Note                       ($80,000)                           ($80,000)
          Net Cash (Used) in Financing Activities                  ($80,000)           $35             ($15,445)

          Net Increase (Decrease) in Cash                             $0                $0                $0

          Cash, Beginning of Period                                   $0                $0                $0

          Cash, End of Period                                         $0                                  $0
                                                                                        $0

See accompanying notes to financial statements.

                              OTC Dreamwerks, Inc.
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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

Fiscal Year
The Company has selected a December 31 fiscal year end.

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

2.  STOCKHOLDERS' EQUITY

The authorized common stock of the Company consists of 100,000,000 shares with a par value of $0.001 per share. As of September 30, 2004, the Company had 1,226,000 shares outstanding. On May 19, 2004, the Company exchanged 8,822,000 shares owned by Villa Nova Management for a $50,000 promissory note and 3,472,000 shares owned by Stevens & Lee Investment for a $30,000 promissory note. The Company cancelled the total of 12,294,000 shares, leaving a total of 1,226,000 shares outstanding.

Preferred Stock.

The authorized Preferred Stock of the Company consists of 40,000,000 shares with a par value of $0.001 per share. No preferred shares have been issued.

3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2004 and Jan. 23, 1998 (inception) to September 30, 2004 due to the zero net income and the net operating loss carryforward.

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

During the period from Jan. 23, 1998 (inception) through September 30, 2004, the Company has engaged in no significant operations other than the acquisition of capital and registering its securities under the Securities and Exchange Act of 1934, as amended. No revenues were received by the Company during this period. The Company has experienced a net loss since inception.

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

      (b) Reports on Form 8-K

         None

Signatures:

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:


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

Date: October 20, 2004                     /s/Rita Thomas
                                           ------------
                                              Rita Thomas

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of OTC Dreamwerks, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rita Thomas, Chief Executive Officer and Chief Financial Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                            OTC Dreamwerks, Inc. (Registrant)
Dated: October 20, 2004     By:/s/ Rita Thomas
                            ------------------
                            Rita Thomas
                            Chief Executive Officer, and Chief Financial Officer